Form 10-Q
period 2000-09-30
AMERICAN MULTIPLEXER CORP
filed 2000-12-14
CIK 1040230

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (Mark One)

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

                                       or

        [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________

                         Commission File number 0-16449

                        AMERICAN MULTIPLEXER CORPORATION

             (Exact name of registrant as specified in its charter)

          North Carolina                              56-2006165
     (State of incorporation)              (IRS Employer Identification No.)


             575 North Pastoria Avenue, Sunnyvale, California    94086
                    (Address of principal executive offices)

                                 (408) 730-8200
                         (Registrant's telephone number)

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

As of November 30, 2000, there were 37,972,866 shares of registrant's Common Stock, no par value, outstanding.

                        AMERICAN MULTIPLEXER CORPORATION
                          (a development stage company)
                                      INDEX

                           PART I. FINANCIAL INFORMATION

                                                                             Page No.
Item 1.    Financial Statements:

           Condensed Balance Sheets -
           September 30, 2000 and December 31, 1999                              3

           Condensed Statements of Operations -
           Three and Nine Months ended September 30, 2000 and 1999 and
           Cumulative from January 1, 1997 (inception) through
           September 30, 2000                                                    4

           Condensed Statements of Cash Flows -
           Nine Months ended September 30, 2000 and 1999 and Cumulative
           From January 1, 1997 (inception) through
           September 30, 2000                                                    5

           Condensed Statements of Stockholders' Equity Cumulative from
           January 1, 1997 (inception) through September 30, 2000                6

           Notes to Condensed Financial Statements                               7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                  11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk           24

                             PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                                   24

Item 2.     Changes in Securities and Use of Proceeds                           24

Item 3.     Defaults upon Senior Securities                                     24

Item 4.     Submission of Matters to a Vote of Security Holders                 24

Item 5.     Other Information                                                   24

Item 6.     Exhibits and Reports on Form 8-K                                    25

            Signatures                                                          26

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        AMERICAN MULTIPLEXER CORPORATION
                          (a development stage company)
                            CONDENSED BALANCE SHEETS
                                   (unaudited)

                                                     September 30,         December 31,
                                                         2000                  1999
                                                     ------------          ------------
CURRENT ASSETS
   Cash and cash equivalents                         $  1,415,000          $ 15,306,000
   Notes receivable from employees                        911,000                    --
   Prepaid expenses and other assets                      267,000               110,000
                                                     ------------          ------------
      Total current assets                              2,593,000            15,416,000
                                                     ------------          ------------

NON-CURRENT ASSETS
   Property and equipment, net                         11,787,000             2,569,000
   Other non-current assets                               195,000                57,000
                                                     ------------          ------------
      Total non-current assets                         11,982,000             2,626,000
                                                     ------------          ------------

      Total assets                                   $ 14,575,000          $ 18,042,000
                                                     ============          ============

CURRENT LIABILITIES
   Secured note payable, current portion             $  1,168,000                    --
   Accounts payable                                     1,333,000               672,000
   Accrued liabilities                                     48,000                39,000
                                                     ------------          ------------
      Total current liabilities                         2,549,000               711,000
                                                     ------------          ------------

Secured note payable, net of current portion            3,765,000                    --
                                                     ------------          ------------

      Total liabilities                                 6,314,000               711,000
                                                     ------------          ------------

STOCKHOLDERS' EQUITY
   Preferred stock                                        821,000               821,000
   Common stock                                        42,781,000            42,274,000
   Accumulated deficit                                (28,656,000)          (19,448,000)
   Notes receivable from stockholders                  (6,685,000)           (6,316,000)
                                                     ------------          ------------
      Total stockholders' equity                        8,261,000            17,331,000
                                                     ------------          ------------

      Total liabilities and equity                   $ 14,575,000          $ 18,042,000
                                                     ============          ============

See accompanying notes to condensed financial statements.

                        AMERICAN MULTIPLEXER CORPORATION
                          (a development stage company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                                                         Cumulative from
                                         Three months ended                 Nine months ended            January 1, 1997
                                            September 30,                      September 30,             (inception) to
                                    ----------------------------       ----------------------------       September 30,
                                        2000            1999               2000            1999               2000
                                    ------------    ------------       ------------    ------------      ---------------
Net sales                           $         --    $         --       $         --    $         --       $         --
                                    ------------    ------------       ------------    ------------       ------------

Operating expenses
   Research and development            4,200,000       1,200,000          7,334,000       3,027,000         14,084,000
   General and administrative            809,000         993,000          1,726,000       4,345,000          9,680,000
   Sales and marketing                   344,000         841,000          1,010,000       2,611,000          6,527,000
                                    ------------    ------------       ------------    ------------       ------------
      Total operating expenses         5,353,000       3,034,000         10,070,000       9,983,000         30,291,000
                                    ------------    ------------       ------------    ------------       ------------
      Operating loss                  (5,353,000)     (3,034,000)       (10,070,000)     (9,983,000)       (30,291,000)
Interest and other income                351,000         276,000            862,000         398,000          1,635,000
                                    ------------    ------------       ------------    ------------       ------------
      Net loss                      $ (5,002,000)   $ (2,758,000)      $ (9,208,000)   $ (9,585,000)      $(28,656,000)
                                    ============    ============       ============    ============       ============

Net loss attributable to
   common shareholders
      Net loss                      $ (5,002,000)   $ (2,758,000)      $ (9,208,000)   $ (9,585,000)      $(28,656,000)
      Preferred dividends               (100,000)       (100,000)          (300,000)       (200,000)          (600,000)
                                    ------------    ------------       ------------    ------------       ------------
                                    $ (5,102,000)   $ (2,858,000)      $ (9,508,000)   $ (9,785,000)      $(29,256,000)
                                    ============    ============       ============    ============       ============

Basic and diluted net loss
   per share                        $      (0.14)   $      (0.08)      $      (0.25)   $      (0.32)      $      (1.08)
                                    ============    ============       ============    ============       ============

Shares used in calculation
   of net loss per share              37,675,635      37,503,875         37,671,317      30,296,893         27,125,416
                                    ============    ============       ============    ============       ============

See accompanying notes to condensed financial statements.

                        AMERICAN MULTIPLEXER CORPORATION
                          (a development stage company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                            Cumulative from
                                                              Nine months ended             January 1, 1997
                                                                 September 30,               (inception) to
                                                        -------------------------------       September 30,
                                                            2000               1999               2000
                                                        ------------       ------------     ---------------
Cash flows from operating activities
   Net loss                                             $ (9,208,000)      $ (9,585,000)      $(28,656,000)
   Adjustments to reconcile net loss to
   net cash used in operating activities:
      Stock-based compensation                                    --          7,576,000         10,625,000
      Depreciation and amortization                          836,000            170,000          1,175,000
      Changes in operating items:
         Notes receivable from employees                    (911,000)                --           (911,000)
         Prepaid expenses and other current assets          (157,000)            (7,000)          (267,000)
         Other noncurrent assets                            (138,000)           (24,000)          (195,000)
         Accounts payable                                    661,000            (52,000)         1,333,000
         Accrued liabilities                                   9,000           (300,000)            48,000
                                                        ------------       ------------       ------------
         Net cash used in operating                       (8,908,000)        (2,222,000)       (16,848,000)
                                                        ------------       ------------       ------------
Cash flows from investing activities
      Purchase of property and equipment                 (10,054,000)        (1,248,000)       (12,864,000)
                                                        ------------       ------------       ------------
         Net cash used in investing                      (10,054,000)        (1,248,000)       (12,864,000)
                                                        ------------       ------------       ------------
Cash flows from financing activities
      Proceeds from secured note                           4,933,000                 --          4,933,000
      Advance on shareholders' notes , net                  (369,000)        (3,798,000)        (6,685,000)
      Proceeds from issuance of common stock                 507,000         26,541,000         32,058,000
      Proceeds from issuance of preferred stock                   --            821,000            821,000
                                                        ------------       ------------       ------------
         Net cash from financing activities                5,071,000         23,564,000         31,127,000
                                                        ------------       ------------       ------------

Net increase (decrease) in cash                          (13,891,000)        20,094,000          1,415,000
Cash at beginning of period                               15,306,000              6,000                 --
                                                        ------------       ------------       ------------
Cash at end of period                                   $  1,415,000       $ 20,100,000       $  1,415,000
                                                        ============       ============       ============

See accompanying notes to condensed financial statements.

                        AMERICAN MULTIPLEXER CORPORATION
                          (a development stage company)
                  CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (unaudited)

                                    Preferred Stock            Common Stock          Accumulated     Notes from         Total
                                    Shares    Amount       Shares        Amount        deficit      shareholders       amount
                                   -------   --------    ----------   -----------    ------------   ------------    ------------
Issued 1/ 7/97 for assets                                17,919,800   $   247,000                                   $    247,000
Issued 4/10/97 for services                               1,622,000     1,379,000                                      1,379,000
Issued 5/ 1/97 for cash                                     800,000     1,000,000                                      1,000,000
Issued 5/12/97 for cash                                       2,500         2,000                                          2,000
Net loss                                                                               (2,539,000)                    (2,539,000)
                                   -------   --------    ----------   -----------    ------------    -----------    ------------
Balance 12/31/97                                         20,344,300     2,628,000      (2,539,000)                        89,000
Issued 1/12/98 for cash                                     255,000       359,000                                        359,000
Issued 3/12/98 for cash                                     476,666       625,000                                        625,000
Issued 4/16/98 for cash                                     251,000       315,000                                        315,000
Issued 7/16/98 for cash                                     194,000       275,000                                        275,000
Issued 7/31/98 for cash                                     182,000       234,000                                        234,000
Issued 8/ 3/98 for cash                                     124,000       154,000                                        154,000
Stock warrants issued 11/5/98                                             244,000                                        244,000
Issued 11/12/98 for cash                                    674,000       740,000                                        740,000
Issued 11/30/98 for cash                                    620,000       720,000                                        720,000
Net loss                                                                               (3,549,000)                    (3,549,000)
                                   -------   --------    ----------   -----------    ------------    -----------    ------------
Balance 12/31/98                                         23,120,966     6,294,000      (6,088,000)                       206,000
Issued 3/ 2/99 for cash            100,000    500,000                                                                    500,000
Issued 3/10/99 for cash                                     365,800       367,000                                        367,000
Issued 3/18/99 for cash            100,000    321,000       179,000       266,000                                        587,000
Issued 5/ 5/99 for cash                                   7,513,000    10,118,000                                     10,118,000
Issued 5/ 5/99 for commissions                              400,000     1,800,000                                      1,800,000
Issued 5/ 5/99 for services                                 260,000     1,170,000                                      1,170,000
Issued 6/ 8/99 for cash                                   5,094,800    10,888,000                                     10,888,000
Issued 6/ 8/99 for commissions                              420,000     2,296,000                                      2,296,000
Issued 9/ 8/99 for commissions                              228,800     1,116,000                                      1,116,000
Issued 9/ 8/99 for cash                                      60,500       151,000                                        151,000
Issued 9/15/99 for cash                                       1,000         2,000                                          2,000
Issued 10/31/99 for cash                                      4,000        10,000                                         10,000
Stock warrant compensation                                              7,796,000                                      7,796,000
Shareholder notes                                                                                     (6,316,000)     (6,316,000)
Net loss                                                                              (13,360,000)                   (13,360,000)
                                   -------   --------    ----------   -----------    ------------    -----------    ------------
Balance 12/31/99                   200,000    821,000    37,647,866    42,274,000     (19,448,000)    (6,316,000)     17,331,000
Exercise of stock options                                    25,000        34,000                                         34,000
Issued 9/29/00 for cash                                     126,000       473,000                                        473,000
Shareholder notes                                                                                       (369,000)       (369,000)
Net loss                                                                               (9,208,000)                    (9,208,000)
                                   -------   --------    ----------   -----------    ------------    -----------    ------------
Balance 9/30/00                    200,000   $821,000    37,798,866   $42,781,000    $(28,656,000)   $(6,685,000)   $  8,261,000
                                   =======   ========    ==========   ===========    ============    ===========    ============

See accompanying notes to condensed financial statements.

                        AMERICAN MULTIPLEXER CORPORATION
                          (a development stage company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE A -- GENERAL

The accompanying unaudited condensed financial statements of American Multiplexer Corporation (the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto as of and for the period January 1, 1997 (inception) to December 31, 1999 and for the years ended December 31, 1999 and 1998 included in the Company's Report on Form 10-12G/A as filed with the SEC on September 20, 2000.

NOTE B -- RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which, as amended, becomes effective for the Company in the first quarter of fiscal 2001. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. The adoption of SFAS No. 133, as amended, is not expected to have a material impact on the Company's financial statements.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, which as amended, becomes effective for the Company in the fourth quarter of fiscal 2000. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The implementation of SAB 101 is not expected to have a material impact on the Company's financial statements.

In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No.
25. This Interpretation clarifies the application of Opinion 25 for certain issues including: (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Company adopted Interpretation No. 44 in the third quarter of fiscal 2000. The adoption of this Interpretation did not have a material impact on the Company's results of operations or financial condition.

NOTE C - NET LOSS PER SHARE

Basic net loss per common share is computed using the weighted average number of shares of common stock outstanding in each period. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were converted into common shares. The following is a summary of the numerators and denominators used in the basic and diluted loss per share computations for the periods presented:

(in thousands except per share amounts)
                                                     Three Months                   Nine Months         January 1, 1997
                                                        Ended                         Ended,             (inception) to
                                                     September 30,                 September 30,         September 30,
                                                  2000          1999            2000          1999            2000
                                               ---------      ---------      ---------      ---------   ---------------
Net loss attributable to common
shareholders                                   $ (5,102)      $ (2,858)      $ (9,508)      $ (9,785)      $(29,256)

Shares used to compute basic and dilutive
net loss per share -- Weighted average
number of common shares outstanding              37,676         37,504         37,671         30,297         27,125

Basic and diluted net loss per share           $  (0.14)      $  (0.08)      $  (0.25)      $  (0.32)      $  (1.08)


Options and warrants to purchase 839,679 shares of common stock, and 200,000 shares of convertible preferred stock were excluded from the Company's dilutive net loss per share calculations for the three and nine months ended September 30, 1999 because their effect was anti-dilutive. Such options and warrants had a weighted average exercise price of $3.93 per share. Options and warrants to purchase 2,338,366 shares of common stock, and 200,000 shares of convertible preferred stock were excluded from the Company's dilutive net loss per share calculations for the three and nine months ended September 30, 2000 because their effect was anti-dilutive. Such options and warrants had a weighted average exercise price of $3.78 per share. Each share of the preferred stock may be converted into two shares of the Company's common stock at any time subsequent to issuance.

NOTE D -- PROPERTY AND EQUIPMENT

Property and equipment comprise the following:

                                   September 30,    December 31,
                                       2000             1999
                                   -----------      ----------
Automobiles and aircraft           $ 5,476,000      $    5,000
Equipment                            6,294,000       2,370,000
Furniture and fixtures                 600,000         460,000
Land and building                      501,000              --
                                   -----------      ----------
                                    12,871,000       2,835,000
Less accumulated depreciation        1,084,000         266,000
                                   -----------      ----------
                                   $11,787,000      $2,569,000
                                   ===========      ==========


During the quarter ended September 30, 2000, the Company purchased an aircraft that was partially financed under a secured note ($4,933,000). The note, which is secured by the aircraft, accrues interest at an initial rate fixed at 7.75% for the first year, and variable in subsequent years based on the then prevailing prime lending rate, and is due in monthly payments through 2013 as defined in the note agreement.

NOTE E -- COMPREHENSIVE LOSS

Comprehensive loss includes all changes in equity during a period except those resulting from investments by and distributions to the Company's stockholders. For the three and nine month periods ended September 30, 2000 and 1999 and for the period from January 1, 1997 (inception) to September 30, 2000, there were no significant differences between the Company's comprehensive loss and reported net loss.

NOTE F -- NOTES RECEIVABLE FROM EMPLOYEES

The Company has aggregate outstanding notes receivable from employees of $911,000 as of September 30, 2000. The notes are unsecured and have varying interest rates ranging from 0% to 4% per annum, and are due either on demand, or within a period of twelve months from September 30, 2000. Interest is due and payable in full on due dates of the notes.

NOTE G -- SUBSEQUENT EVENTS

In November 2000, a stock purchase warrant was exercised for the purchase of 300,000 shares of common stock at a purchase price of $1.00 per share. This warrant was originally issued in November 1998. In addition, during the period October 1 and November 27, 2000, 589,500 shares of the Company's common stock were sold for an aggregate price of approximately $2,211,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF AMERICAN MULTIPLEXER CORPORATION, WHICH INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH UNDER "RISKS FACTORS," AND ELSEWHERE IN THIS DOCUMENT AND THOSE RISKS DESCRIBED IN OUR REGISTRATION STATEMENT ON FORM 10/A FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON SEPTEMBER 20, 2000. THIS DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR INTERIM UNAUDITED CONDENSED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED HEREIN.

RESULTS OF OPERATIONS

GENERAL -- Operating expenses for the three and nine month periods ended September 30, 1999 include certain non-cash items which affect the comparability of expenses for 2000 and 1999. Such non-cash expenses related to warrants issued to key executives and which vested in 1999 and stock-based fees associated with professional fund raising activities. Similar costs were not incurred during the three and nine month periods ended September 30, 2000. For comparison purposes in the discussion of R&D, G&A and S&M expenses below, 1999 non-cash items have been excluded as follows:

                                                                                  Cash expenses
                                   Statements of     Non-cash       Non-cash       discussed in
1999 three month period             Operations     compensation   service fees        MD&A
---------------------------        -------------   ------------   ------------    -------------
   Research and development           $1,200           (681)                         $  519
   General and administrative         $  993           (681)                         $  312
   Sales and marketing                $  841           (681)                         $  160

1999 nine month period
---------------------------
   Research and development           $3,027         (1,454)                         $1,573
   General and administrative         $4,345         (1,454)         (1,170)         $1,721
   Sales and marketing                $2,611         (1,454)                         $1,157

RESEARCH AND DEVELOPMENT EXPENSES -- Research and Development expenses have increased significantly when comparing the three and nine month periods of year 2000 with the corresponding periods of year 1999. These increases are the result of an intensive acceleration of development efforts that commenced in the quarter ended December 31, 1999. The acceleration of efforts included increasing levels of employment, the retention of consultants to assist in the integration of the Company's network platform, the initial subscription to satellite transponder services and initial operational testing of the Company's Network Operating Center (NOC). Certain costs, such as monthly satellite transponder fees and operating costs of the NOC, have been and will continue to be classified as development costs as long as the Company continues to be a development stage company. Thereafter, such costs will be considered operational and will be classified as elements of cost of sales. Excluding 1999 non-cash expenses described above, research and development expenses increased $3,681,000 and $5,761,000, respectively, when comparing the three and nine month periods of 2000 with 1999.

GENERAL AND ADMINISTRATIVE EXPENSES -- Excluding 1999 non-cash expenses described above, General and Administrative expenses increased $497,000, from $312,000 in 1999 to $809,000 in the quarter ended September 30, 2000 and remained relatively unchanged ($5,000 increase from 1999) when comparing the nine month periods. Significant cost increases incurred during the September 2000 quarter include increased payroll and payroll related expenses incurred in conjunction with additional administrative personnel needed to administer the increased development activities described above and increased legal and accounting fees associated with the Company's Form 10 Registration process completed in September 2000. The comparative consistency of nine month expenses were the result of expenses for administrative personnel and services incurred in connection with the Company's change in business. These expenses, which were incurred during the first six months of 1999, were not incurred during 2000.

SALES AND MARKETING EXPENSES -- Excluding 1999 non-cash expenses described above, Sales and Marketing expenses increased $184,000 from $160,000 in the quarter ended September 30, 1999 to $344,000 in the quarter ended September 30, 2000. This increase is attributable to the hiring of additional sales and marketing personnel coupled with costs associated with the printing of marketing and other collateral materials. When comparing the nine month periods, Sales and Marketing costs decreased $147,000 from $1,157,000 in 1999 to $1,010,000 in 2000. This decrease is attributable to expenses for sales and marketing expenses associated with the Company's change in business. These expenses, which were incurred during the first six months of 1999, were not incurred during 2000.

INTEREST AND OTHER INCOME -- Primarily consisting of interest income, increases of $75,000 (27%) and $464,000 (117%) were experienced when comparing the three and nine month periods, respectively, of 2000 with 1999. These comparative increases are attributable to interest earned from increased levels of invested cash received from common stock issuances during 1999 and interest earned on notes receivable.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES - Cash resources consumed in operating activities increased $6.7 million from $2.2 million to $8.9 million when comparing the nine months ended September 30, 2000 with the similar period of 1999. This increase is attributable to the significant acceleration of research and developments activities. The Company has stockholder notes receivable amounting to $6.7 million as of September 30, 2000. These notes become due and payable in full on December 15, 2000.

INVESTING ACTIVITIES -- Cash resources consumed in investing activities, $10.1 million in 2000 compared with $1.2 million in 1999, relate to capital expenditures and in 2000 were partially mitigated by borrowings. During the nine months ended September 30, 2000; the company purchased approximately

$4.1 million of capital assets primarily devoted to its commercial and developmental Network Operating Centers, a $5.5 million - private aircraft and a $.5 million facility to house out-of area consultants and employees visiting the Company's headquarters facility. The aircraft was financed with a secured installment note and is essential in deploying systems components to remote customer locations.

FINANCING ACTIVITIES - Cash resources provided by financing activities totaled $5.1 million during the nine months ended September 30, 2000. Installment borrowings described above provided approximately $4.9 million and $.5 million was provided by cash received from common stock option and common stock purchase warrant exercises coupled with the private sale of common stock to qualified investors. The Company has $6.7 million in notes and accrued interest receivable from stockholders.

We currently expect revenues in 2001 together with cash reserves to be insufficient to meet budgeted needs for cash in 2001 and we recognize that we will require additional financing to meet our budgeted needs for the first quarter of 2001. In the event we do not secure adequate financing, our ability to meet our working capital needs would be impaired. We are currently seeking outside sources of financing.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK -- The Company's exposure to interest rate risk relates to the $4.9 million secured note issued by the Company as security for the purchase of an airplane in September, 2000. The note is due in 2013, and bears interest at a rate based on the prime lending rate, which is subject to fluctuation.

FOREIGN CURRENCY RATE RISK -- Because the Company does not currently conduct any business that is non- U.S. currency denominated, foreign currency exposure is not a present factor.


                                  RISK FACTORS

This Form 10-Q contains forward-looking statements concerning our future products, expenses, revenue, liquidity and cash needs as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Numerous factors could cause our actual results to differ significantly from the results described in these forward-looking statements, including the following risk factors.

Our Quarterly Operating Results May Fluctuate Significantly.

Our quarterly results of operations may vary significantly in the future for a variety of reasons, including the following:

        -       acceptance of our products;

        -       timing of new products and services by us or by our competition;

        - our ability to attain and maintain quality levels for our products and services.

Each of the above factors is difficult to forecast and thus could harm our business, financial condition and results of operations.

We have a limited operating history

Because we recently began operations, it is difficult to evaluate our business and our prospects. Our revenue and income potential is unproven and our business model is still emerging. We were incorporated on April 8, 1996 and did not begin any activity until January 1, 1997 (inception) and have a limited operating history. Furthermore, our prospects must be evaluated in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in the early stage of their development. We may not be successful in addressing these risks and our business strategy may not be successful.

These risks include our ability to:

        - develop new product services equal to or superior to those of our competitors;

        -       attract customers and maintain strong relationships with them;

        -       execute our sales and marketing strategy;

        -       expand our market share;

        -       expand our domestic and international operations;

        -       reduce our costs of equipment used to provide services;

        -       respond to competitive pressures; and

        - continue to attract, retain and motivate highly qualified personnel, particularly in the areas of engineering, sales and marketing.

We have a history of losses and expect future losses

We have incurred losses since we commenced operations. We incurred net losses of $2,539,000 in 1997, $3,549,000 in 1998, $13,360,000 in 1999 and $9,208,000 for
the nine months ended September 30, 2000. As of September 30, 2000 we had an accumulated deficit of $28,656,000. We have not yet generated any revenue or achieved profitability and we cannot be certain that we will realize sufficient revenue to achieve profitability in the future. Even if we do achieve profitability, we cannot make any assurances that we can sustain or increase profitability on a quarterly or annual basis in the future. If future revenues fail to materialize or grows slower than we anticipate, if gross margins are not generated in the future or if operating expenditures exceed our expectations or cannot adjust accordingly, we may continue to experience significant losses on a quarterly basis. Accordingly, we are dependent upon the successful completion of future capital infusions to continue operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

We expect to continue to experience negative cash flow from operations and may be unable to meet our future capital requirements through the issuance of additional securities.

Since inception, we have experienced negative cash flow from operations and we expect to continue to experience negative cash flow from operations for the foreseeable future. Therefore, we have relied primarily on issuances of equity securities to fund our operations to date.

We anticipate, based on current proposed plans and assumptions relating to operations and scheduled development activities, that current cash reserves coupled with investor funds that are currently being sought, will enable us to continue development activities and commence revenue generating activities sufficient to support operations through the end of 2000. We currently expect revenues in 2001 together with cash reserves to be insufficient to meet budgeted needs for cash in 2001 and we recognize that we will require additional financing to meet our budgeted needs for the first quarter of 2001. There can be no assurance; however, that investor funds or sufficient revenue generating activities will materialize. We may need to raise additional funds if our estimates of revenue, working capital and/or capital expenditure requirements change or prove inaccurate or in order for us to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities. We cannot be certain that additional financing, through the issuance of equity securities or otherwise, will be available to us on favorable terms when required, or at all. Furthermore, if we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common and preferred stock and our stockholders may experience additional dilution. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of market opportunities, develop new product services or otherwise respond to competitive pressures which could adversely affect our ability to achieve and sustain positive cash flow and profitability in the future.

Our financial results from period to period may fluctuate as a result of several factors, any of which could adversely affect our stock price.

It is possible that in some future periods our operating results may be below the expectations of investors. In this event, the price of our common stock may fall. Once we begin to generate revenue, our revenue and operating results may vary significantly from period to period due to a number of factors, many of which are not in our control. These factors include:

        -       continued market acceptance of our product services;

        -       fluctuations in demand for our product services;

        -       variations in the timing of orders;

        - the timing of new product and service introductions by us or our competitors;

        - the mix of product services sold and the mix of distribution channels through which they are sold;

        - our ability to obtain sufficient supplies of sole or limited source components for our product services;

        -       unfavorable changes in the prices of the components we purchase;

        - our ability to attain and maintain quality levels for our product services; and

        - our ability to integrate new technologies we develop or acquire into our product services.

We cannot assure you that we will be able to generate initial revenues or to sustain or improve our financial results in the future. As a result, we may experience substantial period to period fluctuations in future operating results and adversely affected financial results. A variety of factors may affect our financial results, including the following:

        - the type of distribution channel through which we sell our product services;

        -       the volume of product services offered and sold;

        -       our product service sales mix; and

        -       the average selling prices of our product services.

We also anticipate that orders for our product services may vary significantly from period to period for various reasons, including the success of our sales and marketing efforts. As a result, operating expenditures and inventory levels in any given period could be disproportionately high. In some circumstances, customers may delay purchasing our current product services in favor of next-generation product services, which could affect our operating results in any given period.

The market in which we sell our product services is intensely competitive and our business would be adversely affected if we fail to develop or retain market share or otherwise fail to successfully compete in this market.

We compete with many other companies. We will face competition from numerous sources, including terrestrial and satellite-based online and Internet service providers and others with the technical capabilities and expertise which would encourage them to develop and commercialize competitive product services. Many of our competitors are substantially larger than we are and have significantly greater financial, sales and marketing, technical, manufacturing and other resources and more established distribution channels. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their product services than we can. Furthermore, some of our competitors may make strategic acquisitions or establish cooperative relationships among themselves or with other third parties to increase their ability to gain market share rapidly by addressing the needs of our prospective customers. These competitors may enter our existing or future markets with solutions that may be less expensive, provide higher performance or additional features or be introduced earlier than our solutions. Given the opportunity in our market, we also expect that other companies may enter our market with better product services and technologies. If any technology that is competing with ours is more reliable, faster, less expensive or has other advantages over our technology, the demand for our product services would decrease, which would seriously harm our business.

We expect our competitors to continue to improve the performance of their current product services and introduce new product services or new technologies as industry standards and customer requirements evolve that may supplant or provide lower cost alternatives to our product services. Successful new product service introductions or enhancements by our competitors could reduce the sales or market acceptance of our product services, perpetuate intense price competition or make our product services obsolete. To be competitive, we must continue to invest significant resources in research and development, sales and marketing and customer support. We cannot be sure that we will have sufficient resources to make such investments or that we will be able to make the technological advances necessary to be competitive. As a result, we may not be able to compete effectively against our competitors. Our failure to maintain and enhance our competitive position within the market may seriously harm our business.

Increased competition is likely to result in price reductions, longer sales cycles and loss of market share, any of which would seriously harm our business and results of operations once we begin to generate revenue. We cannot be certain that we will be able to compete successfully against current or future competitors or that competitive pressures will not seriously harm our business.

If we fail to enhance our existing product services or develop and introduce new product services and features in a timely manner to meet changing customer requirements and emerging industry standards, our ability to grow our business will suffer.

The markets in which we compete is characterized by rapidly changing technologies and short product life cycles. Our future success will depend in large part upon our ability to:

        - identify and respond to emerging technological trends in the market;

        -       develop and maintain competitive product services;

        - enhance our product services by adding innovative features that differentiate our product services from those of our competitors;

        - bring product services to market on a timely basis at competitive prices;

        - respond effectively to new technological changes or new product service announcements by others; and

        - respond to emerging broadband access technologies such as DSL, wireless and cable modems.

We will not be competitive unless we continually introduce new product services and product service enhancements that meet these emerging standards. In the future we may not be able to effectively address the compatibility and interoperability issues that arise as a result of technological changes and evolving industry standards.

The technical innovations required for us to remain competitive are inherently complex and require long development cycles. We will be required to continue to invest in research and development in order to attempt to maintain and enhance our existing technologies and product services, but we may not have the funds available to do so. Even if we have sufficient funds, these investments may not serve the needs of customers or be compatible with changing technological requirements or standards. Most development expenses must be incurred before the technical feasibility or commercial viability of new or enhanced product services can be ascertained. Revenue from future product services or product service enhancements may not be sufficient to recover the associated development costs.

We depend on our key personnel who may not continue to work for us.

Our future success depends in large part upon the continued services of our key technical, sales and senior management personnel, none of whom is bound by an employment agreement. The loss of any of our senior management or other key research, development, sales and marketing personnel, particularly if lost to competitors, could harm our business. In particular, the services of Edward Tan, President and Chief Executive Officer, Ronald Everoski, Chief Technical Officer and Vice President of Research and Development and Douglas Hanson, Vice President of Sales and Marketing, would be difficult to replace. We do not maintain "key person" life insurance for any of our personnel. See "Directors and Executive Officers" for more detailed information on our key personnel.

If we are not successful in expanding our business in international markets, our growth will suffer.

We intend to expand our operations domestically and internationally, and will seek to expand the range of our product services and penetrate new geographic markets; however, we have no experience in effectuating rapid expansion or in managing operations which are geographically dispersed. Although we believe we have an adequate infrastructure, there can be no assurance that our current management, personnel and other corporate infrastructure will be adequate to manage our growth.

As part of our strategy to address the global needs of our customers we plan to develop international sales and support channels in advance of revenue. We cannot assure you that our efforts to develop international sales and support channels will be successful. Moreover, international sales are subject to a number of risks, including changes in foreign government regulations and communications standards, export license requirements, tariffs and taxes, other trade barriers, difficulty in collecting accounts receivable, difficulty in managing foreign operations, and political and economic instability. To the extent our customers may be impacted by currency devaluations or general economic crises, the ability of these customers to purchase our services could be adversely affected. Payment cycles for international customers are typically longer than those for customers in the United States. We cannot assure you that foreign markets for our product services will not develop more slowly than currently anticipated, if at all. In addition, if the relative value of the U.S. dollar in comparison to the currency of our foreign customers should increase, the resulting effective price increase of our product services to these foreign customers could result in decreased sales.

We anticipate that our foreign sales will generally be invoiced in U.S. dollars and, accordingly, we do not currently plan to engage in foreign currency hedging transactions. However, as we expand our international operations, we may allow payment in foreign currencies and exposure to losses in foreign currency transactions may increase. We may choose to limit any currency exposure through the purchase of forward foreign exchange contracts or other hedging strategies. We cannot assure you that any currency hedging strategy we may adopt would be successful in avoiding exchange-related losses.

Our product services must comply with complex government regulations that may prevent us from generating our revenue or achieving profitability.

In the United States, our services must comply with various regulations and standards defined by the Federal Communications Commission and Underwriters Laboratories. Internationally, product services that we develop may be required to comply with standards established by telecommunications authorities in various countries as well as with recommendations of the International Telecommunications Union. If we fail to obtain timely domestic or foreign regulatory approvals or certificates, we would not be able to sell our product services where these regulations apply, which may prevent us from generating our revenue or achieving profitability.

We have obtained and are required to maintain a licenses from the FCC for our existing Network Operating Center. This license should be renewed by the FCC in the normal course as long as we are in compliance with the FCC rules and regulations. However, we cannot guarantee that additional licenses will be granted by the FCC when our existing license expires, nor are we assured that the FCC will not adopt new or modified technical requirements that will require us to incur expenditures to modify or upgrade our equipment as a condition of retaining our license.

Regulatory schemes in countries in which we may seek to provide our services, including Argentina, where we currently offering our services for future deployment, and in other countries in South America and in Europe and Asia, where we propose to offer services in the future, may impose impediments on our operations. At this stage in our development, however, we are only offering our services in the United States and South America (for future deployment). Until we are able to identify the additional jurisdictions in which we will offer our services (which depends on the several factors described in this registration statement), we can not accurately identify all applicable foreign laws, rules and regulations. We are aware, however, that many of the South American, European and Asian countries in which we intend to operate have telecommunications laws and regulations that do not currently contemplate technical advances in telecommunications technology like Internet/intranet transmission by satellite. We cannot assure you that the present regulatory environment in any of those countries will not be changed in a manner which may have a material adverse impact on our business. Either we or our local partners typically must obtain authorization for each country in which we provide our satellite-delivered data communications services. The regulatory schemes in each country are different, and thus there may be instances of noncompliance of which we are not aware. We cannot assure you that our licenses and approvals are or will remain sufficient in the view of foreign regulatory authorities, or that necessary licenses and approvals will be granted on a timely basis in all jurisdictions in which we wish to offer our products and services or that applicable restrictions will not be unduly burdensome.

Laws and regulations effecting the internet may have an adverse effect on our business or operations.

Due to the increasing popularity and use of the Internet it is possible that a number of laws and regulations may be adopted at the local, national or international level with respect to the Internet, covering issues including user privacy and expression, pricing of products and services, taxation, advertising, intellectual property rights, information security or the convergence of traditional communication services with Internet communications. It is anticipated that a substantial portion of our Internet operations will be carried out in countries which may impose greater regulation of the content of information coming into the country than that which is generally applicable in the United States, for example, privacy regulations in Europe and content restrictions in countries like the Republic of China.

To the extent that we provide content as a part of our Internet services, it will be subject to laws regulating content. Moreover, the adoption of laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for our Internet services or increase our cost of doing business or in some other manner have a material adverse effect on our business, operating results and financial condition. In addition, the applicability to the Internet of existing laws governing issues including property ownership, copyrights and other intellectual property issues, taxation, libel and personal privacy is uncertain. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Changes to these laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace which could reduce demand for our products and services, could increase our cost of doing business as a result of costs of litigation or increased product development costs, or could in some other manner have a material adverse effect on our business, financial condition and results of operations.

Our services may be subject to new and increased telecommunications taxation, support requirements and access charges, any of which could have an adverse effect on our business or operations.

All telecommunications carriers providing domestic services in the United States are required to contribute a portion of their gross revenues for the support of universal telecommunications services; and some telecommunications services are subject to special taxation and to contribution requirements to support services to special groups, like persons with disabilities. Our services may be subject to new or increased taxes and contribution requirements that could affect our profitability, particularly if we are not able to pass them through to customers for either competitive or regulatory reasons.

Internet services are currently exempt from charges that long distance telephone companies pay for access to the networks of local telephone companies in the United States. Efforts have been made from time to time, and may be made again in the future, to eliminate this exemption. If these access charges are imposed on telephone lines used to reach Internet service providers, and/or if flat rate telephone services for Internet access are eliminated or curtailed, the cost to customers who access our satellite facilities using telephone company-provided facilities could increase to an extent that could discourage the demand for our services. Likewise, the demand for our services in other countries may be affected by the availability and cost of local telephone or other telecommunications facilities to reach our facilities.

Regulations related to the export of telecommunications equipment could hinder our ability to provide services in jurisdictions outside of the United States.

The sale of our communications services outside the United States is subject to compliance with the regulations of the United States Export Administration Regulations. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position. In addition, in order to ship our products into other countries, the products must satisfy the technical requirements of that particular country. If we were unable to comply with these requirements with respect to a significant quantity of our products, our sales in those countries could be restricted, which could have a material adverse effect on our business, financial condition and results of operations.

If internet usage declines or the internet infrastructure is not adequately maintained and expanded, demand for our product services may decline.

The Internet has recently begun to develop and is rapidly evolving. As a result, the commercial market for product services designed to enable high-speed access to the Internet has only recently begun to develop. Our success will depend in large part on increased use of the Internet and other networks based on Internet protocol by corporate telecommuters and small offices. Critical issues concerning the commercial use of the Internet remain unresolved and are likely to affect the development of the market for our product services. These issues include security, reliability, cost, ease of access, government regulation and quality of service. The adoption of the Internet for commerce and communications, particularly by enterprises that have historically relied upon alternative means of commerce and communications, generally requires the acceptance of a new method of conducting business and exchanging information.

The recent growth in the use of the Internet has caused frequent periods of performance degradation that have prompted efforts to upgrade the Internet infrastructure. Any perceived degradation in the performance of the Internet as a whole could undermine the benefits of our product services. Potentially increased performance and other benefits provided by our product services and the product services of others are ultimately limited by, and are reliant upon, the speed and reliability of the Internet backbone itself. Consequently, the emergence and growth of the market for our product services will depend on improvements being made to the entire Internet infrastructure to alleviate overloading and congestion.

If we are unable to adequately protect our intellectual property rights other companies may use our intellectual property to develop competitive product services that may reduce demand for our product services.

We currently rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We have two pending U.S. trademark applications for trademarks relating to our system hardware and product services.

We also enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our product services or technology. We cannot assure you that these precautions will prevent misappropriation or infringement of our intellectual property. Monitoring unauthorized use of our product services is difficult, and we cannot assure you that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

We may be subject to intellectual property infringement claims that are costly to defend and could limit our ability to use certain technologies in the future.

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the data communications and networking markets have extensive patent portfolios with respect to modem and networking technology. We cannot be sure that the products, services, technologies, and advertising we employ in our business do not or will not infringe valid patents, trademarks, copyrights or other intellectual property rights held by third parties. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. We may incur substantial expenses in defending against these third-party claims, regardless of their merit. Successful infringement claims against us may result in substantial monetary liability and/or may materially disrupt the conduct of, or necessitate the cessation of, our business. We expect that we may increasingly be subject to infringement claims as the numbers of product services and competitors in the small office market for shared Internet access solutions grow and the functionality of product services overlaps.

We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights to determine the scope and validity of our proprietary rights. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, or require us to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. In the event of a successful claim of infringement and our failure or inability to develop non-infringing technology or license the proprietary rights on a timely basis, our business would be harmed.

Insiders have substantial control over the company that could delay or prevent a change in our corporate control.

Our executive officers, and directors and their affiliates will, in the aggregate, own approximately 24% of our outstanding common stock. As a result, our officers, directors and affiliates will have the ability to influence the election of our board of directors and the outcome of corporate actions requiring stockholder approval. This concentration of ownership may have the effect of delaying or preventing a change in our corporate control. We do not have cumulative voting in the election of directors; and the minority shareholders will not be able to elect any director to our Board of Directors.

We face obstacles relating to market acceptance and distribution.

We are at an early stage of development and our earnings growth depends primarily upon market acceptance of our product services. There can be no assurance that our product service development efforts will progress further with respect to any potential new product services or that they will be successfully completed. In addition, there can be no assurance that our potential new product services will be capable of being produced in commercial quantities at reasonable costs or that these potential product services, if introduced, will be successfully marketed or will achieve customer acceptance.

We do not have sufficient experience in marketing our product services to determine the optimum distribution methods. Accordingly, we might be in a position requiring change in our sales, distribution, and marketing strategies and implementation.

We will be dependent on new products and product enhancement introductions, product delays may negatively affect our business.

Our success in our business depends on, among other things, the timely introduction of successful new product services or enhancements of existing product services to replace declining revenues from product services at the latter stage of a product service cycle. Consumer preferences for product services are difficult to predict, and few product services achieve sustained market acceptance. If revenues from new product services or enhancements do not replace declining revenues from existing product services, our business, operating results and financial condition could be materially adversely affected. The process of developing broadband services is extremely complex and is expected to become more complex. A significant delay in the introduction of one or more new product services or enhancements could have a material adverse effect on our ultimate success of such product services and on our business, operating results and financial condition.

We are participating in a developing market, new entrants may dominate the market segment.

The markets in which we compete are rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed product services. Although we currently believe that the diverse segments of the market will provide opportunities for more than one supplier of product services similar to ours, it is possible that a single supplier may dominate one or more market segment.

If the satellite communications industry fails to continue to develop or new technology makes it obsolete, our business and financial condition will be harmed.

Our business is dependent on the continued success and development of satellite communications technology, which competes with terrestrial communications transport technologies like terrestrial microwave, coaxial cable and fiber optic communications systems. If the satellite communications industry fails to continue to develop, or any technological development significantly improves the cost or efficiency of competing terrestrial systems relative to satellite systems, then our business and financial condition would be materially harmed.

We may rely on relationships with resellers in developing countries with emerging markets for sales of our products and services.

We intend to provide our products and services in developing countries where we have little or no market experience. We may rely on resellers in those markets to provide their expertise and knowledge of the local regulatory environment in order to make access to customers in emerging markets easier. If we are unable to maintain these relationships, or develop new ones in other emerging markets, our ability to enter into and compete successfully in developing countries would be adversely affected.

Our inability to effectively manage our growth and expansion could seriously harm our ability to effectively run our business.

Since our inception, we have continued to increase the scope of our operations. This growth has placed, and our anticipated growth will continue to place, a significant strain on our personnel, management, financial and other resources. Any failure to manage our growth effectively could seriously harm our ability to respond to customers, monitor the quality of our products and services and maintain the overall efficiency of our operations. In order to continue to pursue the opportunities presented by our satellite-based communications services, we plan to continue to hire a significant number of key officers and other employees and to increase our operating expenses by broadening our customer support capabilities, expanding our sales and marketing operations and improving our operating and financial systems. If we fail to manage any future growth in an efficient manner, and at a pace consistent with our business, our revenues, financial condition and business will be harmed.

We may be unable to lease transponder space on satellites, which could limit our ability to provide our services to our customers.

We lease transponder space on satellites in order to provide our multicasting services to our customers. The supply of transponder space serving a geographic region on earth is limited by the number of satellites that are in orbit above that geographic region. If companies that own and deploy satellites in orbit underestimate the demand for transponder space in a given geographic area or they are simply unable to build and launch enough satellites to keep up with increasing demand, the price for leasing transponder space could rise, increasing our cost of operations, or we simply may not be able to lease enough transponder space to meet the demands of our customers.

We currently rely on Satmex for our main supply of transponder space on satellites.

We currently depend on SatMex for our transponder space on satellites. If SatMex is unable to develop its business or if we are unable to continue to rely on their supply for transponder space, then we will have to find alternative suppliers. If we are unable to find another supplier of transponder space or if we are unable to find one on terms favorable to us, then our business may be harmed.

Our network may experience security breaches which could disrupt our services.

Our network infrastructure may be vulnerable to computer viruses, break-ins, denial of service attacks and similar disruptive problems caused by our customers or other Internet users. Computer viruses, break-ins, denial of service attacks or other problems caused by third parties could lead to interruptions, delays or cessation in service to our customers. There currently is no existing technology that provides absolute security, and the cost of minimizing these security breaches could be prohibitively expensive. We may face liability to customers for such security breaches. Furthermore, these incidents could deter potential customers and adversely affect existing customer relationships.

Satellites upon which we rely may be damaged or lost, or malfunction.

The damage, loss or malfunction of any of the satellites used by us, or a temporary or permanent malfunction of any of the satellites upon which we rely, would likely result in the interruption of our satellite-based communications services. This interruption would have a material adverse effect on our business, results of operations and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Quantitative and Qualitative Disclosures About Market Risk.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2000, 126,000 shares of the Company's common stock were sold for an aggregate purchase price of $472,500. Between October 1, 2000 and November 27, 2000, an additional 589,500 shares were sold for an aggregate purchase price of $2,210,625. In addition, subsequent to September 30, 2000, 300,000 shares were sold for an aggregate purchase price of $300,000 pursuant to the exercise of a stock purchase warrant that was issued in November 1998. The issuance of the shares was made in reliance on Section 4(2) of the Securities Act of 1933, as amended. No such sales involved the use of an underwriter and no commissions were paid in connection with the sale of any securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2000, Douglas Hanson and Louk Wilem Jurgens resigned from the Board of Directors and the Company appointed 3 new directors to fill the two vacancies on the Board of Directors created thereby and to fill an additional third vacancy on the Board. The three new directors are John Andreini, principal owner of Andreini Insurance Company; Karl Schleicher, a German Industrialist; and Barbara Stinnett, Director of Worldwide Sales, E-services Infrastructure, Hewlett-Packard Company. The three new directors along with Edward Tan, the Company's Chairman and CEO, constitute the entire Board of Directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

27.1    Financial Data Schedule

(b) A change in the Company's auditors is described in greater detail in Current Reports on Form 8-K filed with the Commission on September 28, 2000 and November 21, 2000. An additional Current Report on Form 8-K was filed on November 21, 2000 describing the Registrant's intention to file the Quarterly Report of Form 10Q after the due date hereof.

                                   SIGNATURES

        In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 13, 2000

                                       AMERICAN MULTIPLEXER CORPORATION
                                       (Registrant)


                                       /s/  EDWARD TAN
                                       -----------------------------------------
                                       Edward Tan, President and Chief
                                       Executive Officer


                                       /s/ NED CHAPMAN
                                       -----------------------------------------
                                       Ned Chapman, Chief Financial Officer and
                                       Principal Accounting Officer